Form 10-Q
period 1997-03-31
NYNEX CABLECOMMS GROUP INC; NYNEX CABLECOMMS GROUP PLC
filed 1997-05-07
CIK 939916, 939915

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            COMMISSION FILE NUMBERS: 0-25638 (NYNEX CABLECOMMS GROUP PLC)
                                0-25690 (NYNEX CABLECOMMS GROUP INC.)

                      ------------------------------------

                           NYNEX CABLECOMMS GROUP PLC

Incorporated under the laws of England and Wales       I.R.S. Employer Identification No. 98-0151138

                          NYNEX CABLECOMMS GROUP INC.

     Incorporated under the laws of Delaware           I.R.S. Employer Identification No. 98-0151139

    THE TOLWORTH TOWER, EWELL ROAD, SURBITON, SURREY KT6 7ED, UNITED KINGDOM
                               (44)-181-873-2000
                               (Telephone number)

                      ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]            No [ ]

     Number of shares outstanding of each of the classes of common stock, as of April 30, 1997:

   925,976,934 Ordinary Shares of NYNEX CableComms Group PLC, L0.10 par value 925,976,934 shares of Common Stock of NYNEX CableComms Group Inc., $.01 par
                                     value
(Ordinary Shares and shares of Common Stock are "stapled" and trade together as
                                    Units.)

================================================================================

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                        PART 1 -- FINANCIAL INFORMATION

                       COMBINED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT PER ADS AMOUNTS) (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------
                                                            1997          1996          1997
                                                          ---------     ---------     ---------
                                                              L             L             $
                                                                                       [NOTE B]
Operating revenue:
  Cable television....................................       19,081        14,290        31,385
  Telecommunications -- residential...................       21,212        14,807        34,889
  Telecommunications -- business......................        4,601         2,371         7,568
  Installation........................................        1,633         1,053         2,686
                                                          ---------     ---------     ---------
Total operating revenue...............................       46,527        32,521        76,528
                                                          ---------     ---------     ---------
Operating expenses:
  Programming.........................................       11,448         7,790        18,829
  Telecommunications..................................        7,656         6,986        12,593
  Depreciation and amortization.......................       16,179        12,254        26,611
  Staff costs.........................................       12,243        12,928        20,138
  Selling, general and administrative.................       14,451        11,783        23,769
                                                          ---------     ---------     ---------
Total operating expenses..............................       61,977        51,741       101,940
                                                          ---------     ---------     ---------
Operating loss........................................      (15,450)      (19,220)      (25,412)
                                                          ---------     ---------     ---------
Other income (expense):
  Interest income.....................................        1,161            86         1,910
  Interest expense....................................       (9,787)       (5,422)      (16,098)
  Minority interest...................................       12,223        15,203        20,104
                                                          ---------     ---------     ---------
Total other income (expense)..........................        3,597         9,867         5,916
                                                          ---------     ---------     ---------
Loss before income taxes..............................      (11,853)       (9,353)      (19,496)
Income taxes..........................................           --            --            --
                                                          ---------     ---------     ---------
Net loss..............................................      (11,853)       (9,353)      (19,496)
                                                          =========     =========     =========
Net loss per ADS......................................       (0.128)       (0.101)       (0.211)
                                                          =========     =========     =========
ADSs outstanding......................................       92,598        92,549        92,598
                                                          =========     =========     =========
Accumulated deficit
  Beginning of period.................................     (111,181)      (88,336)     (182,870)
  Net loss............................................      (11,853)       (9,353)      (19,496)
                                                          ---------     ---------     ---------
  End of period.......................................     (123,034)      (97,689)     (202,366)
                                                          =========     =========     =========

          See accompanying notes to the combined financial statements.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                            COMBINED BALANCE SHEETS
              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                        MARCH 31,     DECEMBER 31,     MARCH 31,
                                                          1997            1996           1997
                                                        ---------     ------------     ---------
                                                            L              L               $
                                                                                        [NOTE B]
ASSETS
Current assets:
  Cash and temporary cash investments...............        7,072          15,430         11,632
  Receivables, net of allowance of L5,334 and L3,536
     at March 31, 1997 and December 31, 1996,
     respectively...................................       42,748          53,041         70,312
  Prepaid expenses..................................        2,979           3,273          4,900
                                                        ---------       ---------      ---------
Total current assets................................       52,799          71,744         86,844
Property, plant and equipment, net of accumulated
  depreciation of L130,851 and L74,693 at March 31,
  1997 and December 31, 1996, respectively..........    1,142,426       1,098,119      1,879,062
Goodwill, net of accumulated amortization of L3,026
  and L2,848 at March 31, 1997 and December 31,
  1996, respectively................................       25,316          25,493         41,639
Deferred finance costs, net.........................       51,129          52,148         84,097
Other assets........................................        1,648           1,383          2,711
                                                        ---------       ---------      ---------
Total Assets........................................    1,273,318       1,248,887      2,094,353
                                                        =========       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................       61,579          62,990        101,285
  Other current liabilities.........................       56,546          51,715         93,007
                                                        ---------       ---------      ---------
Total current liabilities...........................      118,125         114,705        194,292
Long-term debt [Note D].............................      492,649         447,649        810,309
Other long-term liabilities.........................        8,127           8,670         13,367
Minority interest [Note E]..........................       64,354          76,577        105,849
                                                        ---------       ---------      ---------
Total liabilities...................................      683,255         647,601      1,123,817
                                                        ---------       ---------      ---------
Commitments and contingencies [Note G]
STOCKHOLDERS' EQUITY
Ordinary shares -- par value L0.10 per share (1,500
  million authorized, 926 million issued and
  outstanding)......................................       92,598          92,549        152,305
Shares of common stock -- par value $0.01 per share
  (1,500 million authorized, 926 million issued and
  outstanding)......................................        5,769           5,766          9,489
Additional paid-in capital..........................      614,730         614,152      1,011,108
Accumulated deficit.................................     (123,034)       (111,181)      (202,366)
                                                        ---------       ---------      ---------
Total stockholders' equity..........................      590,063         601,286        970,536
                                                        ---------       ---------      ---------
Total liabilities and stockholders' equity..........    1,273,318       1,248,887      2,094,353
                                                        =========       =========      =========

          See accompanying notes to the combined financial statements.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ------------------------------
                                                                  1997       1996        1997
                                                                 -------    -------    --------
                                                                    L          L          $
                                                                                       [NOTE B]
Cash Flows From Operating Activities:
  Net loss....................................................   (11,853)    (9,353)    (19,496)
                                                                 -------    -------    --------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization............................    16,179     12,254      26,611
     Amortization of deferred finance costs...................     1,625      1,625       2,673
     Provision for bad debts..................................     2,727      1,257       4,485
     Minority interest........................................   (12,223)   (15,203)    (20,104)
     Gain on sale of capital assets...........................      (179)        --        (294)
     Changes in operating assets and liabilities:
       Receivables............................................     7,564      8,470      12,442
       Prepaid expenses.......................................       293        206         481
       Accounts payable.......................................     2,887        394       4,749
       Other current liabilities..............................     5,783     (3,443)      9,511
                                                                 -------    -------    --------
Total adjustments.............................................    24,656      5,560      40,554
                                                                 -------    -------    --------
Net cash provided by/(used in) operating activities...........    12,803     (3,793)     21,058
                                                                 -------    -------    --------
Cash Flows From Investing Activities:
  Capital expenditures........................................   (65,233)   (88,356)   (107,295)
  Sale of capital assets......................................       810         --       1,332
  Other investing activities..................................      (269)        --        (442)
                                                                 -------    -------    --------
Net cash used in investing activities.........................   (64,692)   (88,356)   (106,405)
                                                                 -------    -------    --------
Cash Flows From Financing Activities:
  Proceeds from borrowings....................................    45,000     90,030      74,016
  Payments made on capital leases.............................      (320)        --        (526)
  Change in other long-term liabilities.......................    (1,149)        --      (1,890)
                                                                 -------    -------    --------
Net cash provided by financing activities.....................    43,531     90,030      71,600
                                                                 -------    -------    --------
Net decrease in cash and temporary cash investments...........    (8,358)    (2,119)    (13,747)
Cash and temporary cash investments at beginning of period....    15,430      9,807      25,379
                                                                 -------    -------    --------
Cash and temporary cash investments at end of period..........     7,072      7,688      11,632
                                                                 =======    =======    ========

          See accompanying notes to the combined financial statements.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A   ORGANIZATION OF NYNEX CABLECOMMS

     In February 1995, two indirect wholly owned subsidiaries of NYNEX Corporation ("NYNEX") were incorporated: NYNEX CableComms Group PLC ("NYNEX CableComms UK"), a public limited company incorporated under the laws of England and Wales, and NYNEX CableComms Group Inc. ("NYNEX CableComms US"), a Delaware corporation (together "the Companies"). The ordinary shares of NYNEX CableComms UK ("NYNEX CableComms UK Ordinary Shares") and the common stock of NYNEX CableComms US ("NYNEX CableComms US Shares of Common Stock") may not be traded separately and may only be traded together as Units in the form of ADSs on the Nasdaq National Market and as Units on the London Stock Exchange. NYNEX CableComms UK and NYNEX CableComms US hold 90% and 10%, respectively, of the shares in NYNEX UK CableComms Holdings, Inc. ("UK Holdings") which holds the majority ownership interests in the companies which hold the cable television and telecommunications licenses for the 16 franchise areas in England of NYNEX CableComms ("the Operating Companies").

     NYNEX CableComms UK and NYNEX CableComms US collectively, and the subsidiaries and partnerships in which they have the entire or a majority ownership interest, are hereinafter referred to as "NYNEX CableComms".

     In October 1996, Cable and Wireless plc, Bell Canada International Inc. and NYNEX entered into an agreement (as amended and restated, the "Transaction Agreement") pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine Mercury Communications Limited, Bell Cablemedia plc (as enlarged by the acquisition of Videotron Holdings plc) and NYNEX CableComms under a new holding company, Cable & Wireless Communications plc ("CWC"). On April 28, 1997, CWC announced that it had acquired 92.6% of the outstanding NYNEX CableComms UK Ordinary Shares and NYNEX CableComs US Shares of Common Stock (including shares represented by NYNEX CableComms ADSs) in exchange for CWC ordinary shares. The remaining shares will be acquired through a compulsory acquisition procedure in the UK and a "squeeze-out" merger in the US. See Note H below. As a result of the consummation of the transactions contemplated by the Transaction Agreement, among other things, NYNEX CableComms has become a part of the combined CWC group, its existing credit facilities described in Note D below have been repaid and replaced with a CWC credit facility and the Minority interest described in Note E below has been eliminated as a result of CWC's acquisition thereof.

B   BASIS OF PRESENTATION

     The unaudited combined financial statements have been prepared by NYNEX CableComms UK and NYNEX CableComms US pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the financial information for each period shown in accordance with accounting principles generally accepted in the United States ("US GAAP"). Certain information and footnote disclosures normally included in combined financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

     The unaudited combined financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in the Companies' Annual Report on Form 10-K for the year ended December 31, 1996.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The unaudited combined financial statements are presented in pounds sterling ("L"). Solely for the convenience of the reader, the unaudited combined financial statements as at and for the period ended March 31, 1997 have been presented in US dollars ("$") at the rate of L1.00 = $1.6448, the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 1997. The presentation of the US dollar amounts should not be construed as US GAAP, or as a representation that the pounds sterling amounts shown could be so converted into US dollars at the rate indicated or at any other rate.

     Certain defined terms used herein are defined in the Companies' Annual Report on Form 10-K for the year ended December 31, 1996.

C   PRINCIPLES OF COMBINATION

     All significant intercompany accounts and transactions have been eliminated in combination. Certain costs incurred by NYNEX have been charged to NYNEX CableComms on a direct basis. Such costs are not substantially different than those which NYNEX CableComms would have incurred on a stand-alone basis.

D   FINANCING OF NYNEX CABLECOMMS

     At March 31, 1997, NYNEX CableComms was party to two broadly similar financing arrangements, one for the northern Operating Companies (the "Northern Operating Companies") and one for the southern Operating Companies (the "Southern Operating Companies").

     Under the arrangements, two entities related to NYNEX (the "North limited partner" and the "South limited partner") provided credit facilities to the Operating Companies and invest capital, through limited partnership interests, in partnerships controlled by NYNEX CableComms. Deferred finance costs of L42.0 million for the Northern arrangement and L23.0 million for the Southern arrangement were incurred in December 1994 and December 1993, respectively. See Note H below for subsequent events.

Credit Facilities

     The credit facilities are for a maximum of L542.5 million in the case of the Northern Operating Companies and L274.0 million in the case of the Southern Operating Companies. An additional L157.5 million is available under the Northern financing arrangement to expand the network into additional franchise areas if such franchises are acquired prior to December 31, 1998.

     NYNEX CableComms has entered into two forward Sterling interest rate swaps with NYNEX to reduce potential exposure to interest rate risk on floating rate financing arrangements.

NYNEX financing facility

     NYNEX has entered into a further credit facility directly with NYNEX CableComms to make available up to L200.0 million (the "NYNEX Facility") to be borrowed at NYNEX CableComms' option at an interest rate of 3 month Sterling LIBOR plus 4.0%. NYNEX CableComms may make drawings under this facility at any time before May 31, 1997. Any amounts borrowed under the facility are to be repaid in full by May 31, 1998. No drawings have yet been made on this facility.

E   MINORITY INTEREST

     The North limited partner and the South limited partner also have limited partnership interests in partnerships (the "North Partnership" and the "South Partnership") controlled by NYNEX CableComms. Minority interest reflects the North and South limited partners' interest in the North and South Partnerships.

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

     The limited partners have contributed L211.7 million as of March 31, 1997. The Minority interest in the North Partnership and South Partnership was L5.2 million and L59.2 million at March 31, 1997, respectively.

     Under the partnership agreements, NYNEX CableComms generally has an 85% interest, and the limited partners generally have a 15% interest, in items of income, gain, loss, deduction or credit, except in respect of the initial losses and profits (being specified amounts of profits or losses calculated in accordance with US tax principles) of the relevant partnership. The North and South Partnerships generally have an 85% interest in the Northern and Southern Operating Companies, respectively.

     Initial losses up to a maximum cumulative amount of L200.0 million for the North Partnership and L40.0 million for the South Partnership will be allocated to the limited partners. Subsequent losses will be wholly allocated to NYNEX CableComms until its share of the cumulative losses of the relevant partnership is equal to 85% of such cumulative losses. Losses thereafter, if any, will be allocated 85% to NYNEX CableComms and 15% to the limited partners. Initial profits will be allocated between NYNEX CableComms and the limited partners in proportion to the cumulative losses allocated to each partner until such losses have been fully offset by profits. Thereafter, all profits are to be allocated 85% to NYNEX CableComms and 15% to the limited partners. Initial losses for the South Partnership reached L40.0 million in the first quarter of 1996. Initial losses for the North Partnership have not yet reached L200.0 million.

     For the purposes of preparing the combined financial statements, the profit or loss of the relevant partnership is allocated between NYNEX CableComms and the limited partners in accordance with the profit and loss allocations set out in the relevant partnership agreement.

F   SUPPLEMENTAL CASH FLOW INFORMATION

     The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                                              FOR THE THREE
                                                                                 MONTHS
                                                                             ENDED MARCH 31,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
                                                                              L           L
                                                                             (IN THOUSANDS)
Non cash items excluded from the Combined Statements of Cash Flows:
Property, plant and equipment acquired by incurring directly related
  liabilities..........................................................     62,960      59,397
                                                                            ======      ======

G   LITIGATION AND OTHER CONTINGENCIES

     Various legal actions and proceedings are pending that may affect NYNEX CableComms. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of the management of NYNEX CableComms, based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on NYNEX CableComms' financial position, operating results or cash flows.

H  SUBSEQUENT EVENTS

CWC ACQUISITION

     On April 28, 1997, CWC announced that all conditions had been satisfied or waived in connection with its recommended offers (the "Offers") to purchase all the Ordinary Shares of NYNEX CableComms UK

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

and all the shares of Common Stock of NYNEX CableComms US comprised in Units and that the Initial Offer Period, as extended, and withdrawal rights, expired at 2:30 pm (London time), 9:30 am (New York City time) on April 28, 1997. Pursuant to the Offers, CWC has accepted for purchase all Units and NYNEX CableComms ADSs validly tendered and not withdrawn prior to the expiration of the Initial Offer Period in exchange for 0.330714 Ordinary Shares of CWC per NYNEX CableComms UK Ordinary Share and 0.036746 CWC Ordinary Shares per NYNEX CableComms US share of Common Stock (equivalent to 0.36746 CWC Ordinary Shares per Unit and 3.6746 CWC Ordinary Shares per NYNEX CableComms ADS). The Offers will remain open for a Subsequent Offer Period which will expire at 2:30 pm (London time), 9:30 am (New York City time) on May 12, 1997. During the Subsequent Offer Period, Units and NYNEX CableComms ADSs for which valid acceptances are received will be accepted for purchase by CWC.

     The shares purchased by CWC upon the expiration of the Initial Offer Period included 620,000,000 NYNEX CableComms UK Ordinary Shares and 620,000,000 NYNEX CableComms US shares of Common Stock tendered by NYNEX through its subsidiary, NYNEX Network Systems Company, representing approximately 67% of the outstanding NYNEX CableComms UK Ordinary Shares and 67% of the outstanding NYNEX CableComms US shares of Common Stock, respectively. As a result, CWC acquired control of the Companies from NYNEX. In connection with the Offers, the four Directors appointed by NYNEX to the Boards of Directors of each of NYNEX CableComms UK and NYNEX CableComms US have resigned effective upon all conditions to the Offers being satisfied or waived.

     Pursuant to an Agreement and Plan of Merger, dated as of March 21, 1997 (the "Merger Agreement"), among NYNEX CableComms US, CWC and Cable & Wireless Communications Delaware Inc. (the "Merger Sub"), CWC intends to cause Merger Sub to merge with and into NYNEX CableComms US (the "Merger"). After the effective time of the Merger, each share of NYNEX CableComms US Common Stock (other than shares owned by CWC and shares owned by NYNEX CableComms US as treasury shares or by any of its subsidiaries) will be converted into the right to receive
0.036746 CWC Ordinary Shares (or, at the election of the shareholder, 0.007349 CWC American Depositary Shares). As a result of the Merger, the separate corporate existence of NYNEX CableComms US will cease and NYNEX CableComms US will become a wholly-owned subsidiary of CWC. At a Special Meeting of NYNEX CableComms US held on April 24, 1997, the shareholders of NYNEX CableComms US approved the Merger.

     Pursuant to Sections 428-430F of the Companies Act 1985 of Great Britain, CWC has given a notice on May 6, 1997 that it will acquire compulsorily the remaining NYNEX CableComms UK Ordinary Shares (including those represented by NYNEX CableComms ADSs) not purchased by CWC in the Offers (the "Compulsory Acquisition") on the same terms as in the Offers. As a result of the Compulsory Acquisition, NYNEX CableComms UK will become a wholly-owned subsidiary of CWC and all of the outstanding NYNEX CableComms UK Ordinary Shares, other than NYNEX CableComms UK Ordinary Shares held by CWC, will be acquired for 0.330714 CWC Ordinary Shares per NYNEX CableComms UK Ordinary Share (or, at the election of the shareholder, 0.066143 CWC American Depositary Shares).

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FIRST QUARTER OF 1997 AS COMPARED WITH FIRST QUARTER OF 1996

FORMATION OF CWC

     In October 1996, Cable and Wireless plc, Bell Canada International Inc. and NYNEX entered into an agreement (as amended and restated, the "Transaction Agreement") pursuant to which, subject to the satisfaction of certain conditions precedent, the parties agreed to combine Mercury Communications Limited, Bell Cablemedia plc (as enlarged by the acquisition of Videotron Holdings plc) and NYNEX CableComms under a new holding company, Cable & Wireless Communications plc ("CWC"). On April 28, 1997, CWC announced that it had acquired 92.6% of the outstanding NYNEX CableComms UK Ordinary Shares and NYNEX CableComms US Shares of Common Stock (including shares represented by NYNEX CableComms ADSs) in exchange for CWC ordinary shares. The remaining shares will be acquired through a compulsory acquisition procedure in the UK and a "squeeze-out" merger in the US. As a result of the consummation of the transactions contemplated by the Transaction Agreement, among other things, NYNEX CableComms has become a part of the combined CWC group, its existing credit facilities discussed below under "Financing of NYNEX CableComms" have been repaid and replaced with a CWC credit facility, and other changes may occur in relation to its income taxes, capital resources and liquidity and in its regulatory position and future prospects. The possibility of these future changes should be taken into account when reviewing "Income Taxes", "Capital resources and liquidity", "Financing of NYNEX CableComms" and "Cash flows and liquidity", below.

RESULTS OF OPERATIONS

     In the first quarter of 1997, NYNEX CableComms changed its method of calculating penetration rates using homes released to operations as the denominator in the calculations rather than homes passed and marketed. All references to penetration rates below are the revised rates based on the new calculations.

REVENUE

     Operating revenue increased 43% to L46.5 million for the first quarter of 1997 from L32.5 million for the first quarter of 1996. The increase is attributable primarily to an increased customer base, marketing activity and continuing construction of the network.

     Cable television. Cable television revenue increased 34% to L19.1 million for the first quarter of 1997 from L14.3 million for the first quarter of 1996. This increase was primarily the result of the number of basic customers. The number of basic customers increased 34% to 283,720 at March 31, 1997 from 211,611 at March 31, 1996. The average monthly cable television revenue per basic customer has remained relatively stable at L23.06 for the first quarter of 1997 compared to L23.44 for the first quarter of 1996.

     The number of homes released to operations in NYNEX CableComms' operating franchises increased 24% to 1,568,934 at March 31, 1997 from 1,262,237 at March 31, 1996. Penetration rates increased to 18.1% at March 31, 1997 from 16.8% at March 31, 1996, as a higher proportion of NYNEX CableComms' potential customers chose to purchase cable television services. NYNEX CableComms' churn rate decreased to 27.2% at March 31, 1997 from 30.1% at March 31, 1996 as less customers chose to disconnect from their cable television service. The pay to basic ratio remained relatively stable at 201.5% at March 31, 1997 compared to 202.3% at March 31, 1996.

     Residential telecommunications. Residential telecommunications revenue increased 43% to L21.2 million for the first quarter of 1997 from L14.8 million for the first quarter of 1996. This increase was primarily the result of an increase in the number of residential telecommunications lines and increased usage. The number of residential telecommunications lines increased 40% to 376,814 at March 31, 1997 from 268,235 at March 31, 1996. The average monthly residential telecommunications revenue per line decreased to L19.55 for the first quarter of 1997 from L19.70 for the first quarter of 1996. The decrease in the first quarter of 1997 was primarily attributable to price reductions in the period.

     The increase in the number of residential telecommunications lines reflects to a large degree the increase in the number of homes released to operations for residential telecommunications services, which increased 24% to 1,568,934 at March 31, 1997 from 1,262,237 at March 31, 1996. Penetration rates increased to 24.0% at March 31, 1997 from 21.3% at March 31, 1996. NYNEX CableComms believes that the increase in penetration rates is primarily attributable to its pricing strategy and a broader acceptance of its telecommunications service as an alternative to that provided by British Telecommunications plc ("BT"). The residential telecommunications churn rate decreased to 16.3% at March 31, 1997 from 17.8% at March 31, 1996.

     Business telecommunications. Business telecommunications revenue increased 92% to L4.6 million for the first quarter of 1997 from L2.4 million for the first quarter of 1996. This increase was primarily attributable to an increase in the number of lines. The number of business telecommunications lines increased 117% to 39,343 at March 31, 1997 from 18,166 at March 31, 1996 while the average monthly business telecommunications revenue per line decreased to L42.58 for the first quarter of 1997 from L48.25 for the first quarter of 1996. The decrease in the first quarter of 1997 was primarily attributable to price reductions in the period together with the increased number of CENTREX lines, which tend to generate less revenue per line than single business lines. The average number of lines per business customer increased 34% to 4.7 at March 31, 1997 from 3.5 at March 31, 1996 reflecting primarily the increased number of CENTREX lines.

     The increase in the number of business telecommunications lines resulted from an increase in the number of businesses released to operations for business telecommunications services, which increased to 83,340 at March 31, 1997. NYNEX CableComms did not specifically identify businesses released to operations until June 30, 1996, at this date the number was 68,020. The business telecommunications churn rate increased slightly to 12.6% at March 31, 1997 from 12.4% at March 31, 1996.

     Installation. NYNEX CableComms' combined installation revenues for cable television and residential and business telecommunications increased 36% to L1.6 million for the first quarter of 1997 from L1.1 million for the first quarter of 1996. This growth in revenue reflects the continuing network construction and the corresponding increase of its customer base.

     OPERATING EXPENSES. Operating expenses increased 20% to L62.0 million for the first quarter of 1997 from L51.7 million for the first quarter of 1996 as a result of the continuing network construction, increase in the customer base and increase in marketing activity. The components of total operating expenses are programming costs, telecommunications expenses, depreciation and amortization, staff costs and selling, general and administrative expenses.

     Total programming costs as a percentage of cable television revenue were 60% for the first quarter of 1997 compared with 54% for the first quarter of 1996. The increased costs are a result of introducing new channels over the last twelve months and an increase in prices charged by programming suppliers.

     Telecommunications expenses principally reflect interconnect charges paid to national and international carriers for NYNEX CableComms' traffic over their networks. Telecommunications expenses for the first quarter of 1997 decreased to 30% of telecommunications revenue from 41% in the first quarter of 1996 as a result of successful price negotiations agreed with interconnect providers towards the end of 1996.

     Depreciation and amortization increased 32% to L16.2 million for the first quarter of 1997 from L12.3 million for the first quarter of 1996. This increase is primarily related to the increase in the cost of total property, plant and equipment to L1,273.3 million at March 31, 1997 from L1,005.4 million at March 31, 1996. Depreciation will continue to rise as the network is built out.

     Staff costs, which include salaries, wages, benefits and sales commissions, decreased 5% to L12.2 million for the first quarter of 1997 from L12.9 million for the first quarter of 1996. The decreased staff costs have primarily occurred due to a reduction in costs relating to sales commission and bonuses in the first quarter of 1997 compared to the first quarter of 1996 following the restructuring of the sales commission scheme in the second half of 1996. The number of employees (excluding sub-contractors) was 2,664 full time equivalents at March 31, 1997, compared with 2,400 at March 31, 1996; the increase in staff numbers have primarily been in customer service and the non-commission earning sectors of the business.

     Selling, general and administrative expenses increased 23% to L14.5 million for the first quarter of 1997 from L11.8 million for the first quarter of 1996 primarily as the result of increased advertising and promotion expenses and the increase in the bad debt charge arising from increased customer numbers.

     Operating expenses directly attributable to the design, construction and installation of the network are capitalized within the network and not charged to income. These capitalized costs were L11.1 million for the first quarter of 1997 and L10.9 million for the first quarter of 1996.

OTHER INCOME (EXPENSE)

     Interest income primarily arises from the investment of proceeds of debt and equity in advance of capital expenditures and operating cash flow requirements and from balances due from NYNEX and its affiliates. Interest income increased to L1.2 million for the first quarter of 1997 from L0.1 million for the first quarter of 1996.

     In the first quarter of 1997, interest expense increased to L9.8 million, net of L0.7 million which was capitalized. In the first quarter of 1996 interest expense was L5.4 million, net of L0.5 million which was capitalized. In both the first quarters of 1997 and 1996, L1.6 million of interest expense was attributable to the amortization of deferred finance costs. Substantially all of the balance represents interest paid to the North and South limited partners under their respective financing arrangements for increased levels of borrowing.

     The Minority interest portion of the loss for the first quarter of 1997 was L12.2 million compared with L15.2 million for the first quarter of 1996. The decrease is due to smaller operating losses in the period. (See Note E to the unaudited Combined Financial Statements describing the Minority Interest in NYNEX CableComms).

INCOME TAXES

     Prior to June 14, 1995, NYNEX CableComms' US corporations were included in the NYNEX consolidated federal income tax return and in New York State and New York City combined income tax filings. While included in the NYNEX tax filings, NYNEX CableComms' US corporations were allocated payments in accordance with the effect their losses had on reducing the consolidated group's taxable income. As a result of the reorganization which occurred immediately prior to the completion of the initial public offering of NYNEX CableComms UK and NYNEX CableComms US on June 14, 1995, NYNEX CableComms and its US corporations do not qualify to be included in the NYNEX consolidated US federal income tax return or in any state or local combined tax returns. As a result, for tax periods after June 14, 1995 equivalent payments have not been made to NYNEX CableComms by NYNEX for any further losses generated and NYNEX UK Holdings and its US subsidiaries have been treated as a consolidated group of corporations for US tax return purposes. However, neither NYNEX CableComms UK nor NYNEX CableComms US has been consolidated with NYNEX UK Holdings or its subsidiaries for US tax purposes. As a result, NYNEX CableComms UK and NYNEX CableComms US will file their own US federal tax returns separately from NYNEX UK Holdings. For the reasons stated above no tax benefit arose in either the first quarter of 1997 or 1996.

FOREIGN EXCHANGE

     All of NYNEX CableComms' revenues are denominated in pounds sterling. Although the majority of NYNEX CableComms' operating expenses are incurred in pounds sterling, NYNEX CableComms purchases certain of its network materials, equipment and the services of seconded NYNEX employees in US dollars. During the first quarters of 1997 and 1996, NYNEX CableComms did not experience significant gains or losses as a result of fluctuations in the exchange rate of currencies. To date, NYNEX CableComms has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

CAPITAL RESOURCES AND LIQUIDITY

     Significant additional capital expenditures are required to construct the remaining portions of NYNEX CableComms' network. Under the terms of current licenses, NYNEX CableComms is required to construct cable television systems passing an additional 0.7 million premises by the end of 2000, in accordance with a series of prescribed intermediate milestones for each of its franchises. NYNEX CableComms expects to have significant capital requirements for the foreseeable future, expecting to make capital expenditures of approximately L300.0 million for each of three years from January 1, 1997. During the first quarter of 1997 capital expenditures were L65.2 million, compared to L88.4 million in the first quarter of 1996; the decrease in capital expenditures in the first quarter of 1997 was primarily the result of slowing down the level of the network build in the period.

FINANCING OF NYNEX CABLECOMMS

     At March 31, 1997, NYNEX CableComms had available L323.8 million of undrawn debt facilities, available subject to NYNEX CableComms passing a certain number of homes.

     The financing of NYNEX CableComms is described in Notes D, E and H to the unaudited Combined Financial Statements. The North limited partner had contributed L131.3 million to the North Partnership at March 31, 1997 and 1996 and had provided a further L324.1 million and L163.5 million in financing to the Northern Operating Companies under the North Credit Facility at March 31, 1997 and 1996, respectively. The South limited partner had contributed L80.4 million to the South Partnership at March 31, 1997 and 1996 and had provided a further L168.6 million and L51.9 million in financing to the Southern Operating Companies under the South Credit Facility at March 31, 1997 and 1996, respectively.

CASH FLOWS AND LIQUIDITY

     NYNEX CableComms had net cash provided by/(used in) operating activities of L12.8 million and L(3.8) million for the first quarters of 1997 and 1996, respectively. The movement is primarily due to a reduction in operating losses before interest, tax, depreciation and amortization in the first quarter of 1997 compared to the first quarter of 1996.

     Net cash used in investing activities was L64.7 million and L88.4 million for the first quarter of 1997 and 1996, respectively. These included expenditures on constructing the network and associated capital expenditures of L65.2 million for the first quarter of 1997 and L88.4 million for the first quarter of 1996.

     Net cash provided by financing activities was L43.5 million and L90.0 million for the first quarter of 1997 and 1996, respectively. During the first quarter of 1997 and 1996, the Northern Operating Companies and Southern Operating Companies borrowed L45.0 million and L90.0 million respectively, under the credit facilities which are detailed in Note D to the unaudited Combined Financial Statements.

OTHER MATTERS

REGULATORY ISSUES

(I) BT NETWORK PRICE CAP

     Oftel continues to consult on the framework for the pricing of BT interconnection services. NYNEX CableComms must purchase interconnection services from BT in order to complete calls to BT customers. Oftel has proposed that BT's interconnection products will be divided into non-competitive, prospectively competitive and competitive services. Non-competitive services would be subject to a price cap where price increases would be limited to the Retail Price Index ("RPI") less a certain percentage (to be determined by Oftel), for prospectively competitive services the limit on price increases would be set at RPI. BT would be free to set the price for competitive services. The regime will also require prices to be set based on long run incremental costs, rather than fully allocated historic costs as is currently the case.

     The regime will commence on October 1, 1997 for a period of four years. A further consultation document is expected from Oftel in May 1997.

(II) INTEROPERABILITY

     In April 1997 Oftel published a Statement on interoperability of services across networks. The proposals aim to ensure that new services will work across the many networks being deployed in the UK and between those networks and the customer equipment used to access them.

     Consultation will take place on the proposals until July 16, 1997.

RECENT DEVELOPMENTS

     On April 28, 1997, CWC announced that all conditions had been satisfied or waived in connection with its recommended offers (the "Offers") to purchase all the Ordinary Shares of NYNEX CableComms UK and all the shares of Common Stock of NYNEX CableComms US comprised in Units and that the Initial Offer Period, as extended, and withdrawal rights, expired at 2:30 pm (London time), 9:30 am (New york City time) on April 28, 1997. Pursuant to the Offers, CWC has accepted for purchase all Units and NYNEX CableComms ADSs validly tendered and not withdrawn prior to the expiration of the Initial Offer Period in exchange for 0.330714 Ordinary Shares of CWC per NYNEX CableComms UK Ordinary Share and 0.036746 CWC Ordinary Shares per NYNEX CableComms US share of Common Stock (equivalent to
0.36746 CWC Ordinary Shares per Unit and 3.6746 CWC Ordinary Shares per NYNEX CableComms ADS). The Offers will remain open for a Subsequent Offer Period which will expire at 2:30 pm (London time), 9:30 am (New York City time) on May 12, 1997. During the Subsequent Offer Period, Units and NYNEX CableComms ADSs for which valid acceptances are received will be accepted for purchase by CWC.

     The shares purchased by CWC upon the expiration of the Initial Offer Period included 620,000,000 NYNEX CableComms UK Ordinary Shares and 620,000,000 NYNEX CableComms US shares of Common Stock tendered by NYNEX through its subsidiary, NYNEX Network Systems Company, representing approximately 67% of the outstanding NYNEX CableComms UK Ordinary Shares and 67% of the outstanding NYNEX CableComms US shares of Common Stock, respectively. As a result, CWC acquired control of the Companies from NYNEX. In connection with the Offers, the four Directors appointed by NYNEX to each of the Boards of Directors of NYNEX CableComms UK and NYNEX CableComms US have resigned effective upon all conditions to the Offers being satisfied or waived.

     Pursuant to an Agreement and Plan of Merger, dated as of March 21, 1997 (the "Merger Agreement"), among NYNEX CableComms US, CWC and Cable & Wireless Communications Delaware Inc. (the "Merger Sub"), CWC intends to cause Merger Sub to merge with and into NYNEX CableComms US (the "Merger"). After the effective time of the Merger, each share of NYNEX CableComms US Common Stock (other than shares owned by CWC, shares owned by NYNEX CableComms US as treasury shares or by any of its subsidiaries) will be converted into the right to receive 0.036746 CWC Ordinary Shares (or, at the election of the shareholder, 0.007349 CWC American Depositary Shares). As a result of the Merger, the separate corporate existence of NYNEX CableComms US will cease and NYNEX CableComms US will become a wholly-owned subsidiary of CWC. At a Special Meeting of NYNEX CableComms US held on April 24, 1997, the shareholders of NYNEX CableComms US approved the Merger.

     Pursuant to Sections 428-430F of the Companies Act 1985 of Great Britain, CWC has given a notice on May 6, 1997 that it will acquire compulsorily the remaining NYNEX CableComms UK Ordinary Shares (including those represented by NYNEX CableComms ADSs) not purchased by CWC in the Offers (the "Compulsory Acquisition") on the same terms as in the Offers. As a result of the Compulsory Acquisition, NYNEX CableComms UK will become a wholly-owned subsidiary of CWC and all of the outstanding NYNEX CableComms UK Ordinary Shares, other than NYNEX CableComms UK Ordinary Shares held by CWC, will be acquired for 0.330714 CWC Ordinary Shares per NYNEX CableComms UK Ordinary Share (or, at the election of the shareholder, 0.066143 CWC American Depositary Shares).

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                   OPERATING STATISTICS -- FIRST QUARTER 1997
                                  (UNAUDITED)

     The following table summarizes information set out in Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                                              NET ADDITIONS
                                                                       ---------------------------
                                                                       3 MONTHS TO     3 MONTHS TO
                                                                        MARCH 31,       MARCH 31,
                                                                          1997            1996
                                                                       -----------     -----------
CABLE TELEVISION
Homes released to operations.......................................        78,072         137,675
Cable television customers.........................................        15,201          14,607
RESIDENTIAL TELECOMMUNICATIONS
Homes released to operations.......................................        78,072         137,675
Residential lines connected........................................        27,554          35,684
BUSINESS TELECOMMUNICATIONS
Business lines connected...........................................         6,056           3,906

                                                        MARCH 31,     DECEMBER 31,     MARCH 31,
                                                          1997            1996           1996
                                                          TOTAL          TOTAL           TOTAL
                                                        ---------     ------------     ---------
Homes passed........................................    1,699,941       1,612,261      1,360,238
Businesses passed...................................       88,127          83,875         60,648
                                                        ---------       ---------      ---------
TOTAL PREMISES PASSED...............................    1,788,068       1,696,136      1,420,886
                                                        =========       =========      =========
CABLE TELEVISION
Homes released to operations........................    1,568,934       1,490,862      1,262,237
Basic customers.....................................      283,720         268,519        211,611
Penetration rate (restated)*........................        18.1%           18.0%          16.8%
Pay to basic ratio..................................       201.5%          213.5%         202.3%
Churn rate..........................................        27.2%           29.6%          30.1%
Average monthly revenue per customer................       L23.06          L22.83         L23.44
RESIDENTIAL TELECOMMUNICATIONS
Homes released to operations........................    1,568,934       1,490,862      1,262,237
Residential lines connected.........................      376,814         349,260        268,235
Penetration rate (restated)*........................        24.0%           23.4%          21.3%
Churn rate..........................................        16.3%           16.4%          17.8%
Average monthly revenue per line....................       L19.55          L19.96         L19.70
BUSINESS TELECOMMUNICATIONS
Businesses released to operations...................       83,340          78,160            n/a
Business lines connected............................       39,343          33,287         18,166
Average number of lines per customer................          4.7             4.4            3.5
Churn rate..........................................        12.6%           13.0%          12.4%
Average monthly revenue per line....................       L42.58          L49.39         L48.25

---------------

* NYNEX CableComms has changed the method of calculating penetration rates using homes released to operations as the denominator in the calculations rather than homes passed and marketed. The comparative figures for March 31, 1996 and December 31, 1996 have been restated using the new method of calculation.

  n/a -- not available

                         NYNEX CABLECOMMS GROUP PLC AND
                          NYNEX CABLECOMMS GROUP INC.

                          PART II -- OTHER INFORMATION

ITEM 5  OTHER INFORMATION

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

    EXHIBIT
    NUMBER
    ------
    (10a)      Credit Agreement dated as of April 25, 1997 between NYNEX CableComms Oldham and Tameside and CWC with respect to loans by CWC to NYNEX CableComms Oldham and Tameside in the aggregate principal amount of L34,400,000
    (10b)      Schedule identifying substantially identical agreements to the Agreement constituting Exhibit 10a hereto entered into by CWC with each of the following subsidiaries of Registrants:
               NYNEX CableComms Bolton
               NYNEX CableComms Wirral Telephone and Cable T.V. Company
               NYNEX CableComms Bury and Rochdale
               NYNEX CableComms Cheshire
               NYNEX CableComms Derby
               NYNEX CableComms Greater Manchester
               NYNEX CableComms Macclesfield
               NYNEX CableComms Staffordshire
               NYNEX CableComms Stockport
               NYNEX CableComms Wirral
               NYNEX CableComms Bromley
               NYNEX CableComms Solent
               NYNEX CableComms Surrey
               NYNEX CableComms Sussex
               NYNEX CableComms Wessex
    (27)       Financial Data Schedule

     (B) REPORTS ON FORM 8-K

     The Companies filed a Current Report on Form 8-K, dated April 2, 1997, in respect of the Merger Agreement dated as of March 21, 1997 among NYNEX CableComms US, CWC and Cable & Wireless Communications Delaware Inc. (Item
     5).

     The Companies filed a Current Report on Form 8-K, dated April 23, 1997, in respect of the Companies' press release dated April 23, 1997 announcing the Companies total revenue for the three-month period ended March 31, 1997 (Items 5 and 7).

     The Companies filed a Current Report on Form 8-K, dated April 24, 1997, in respect of the Companies' press release dated April 24, 1997 announcing the results of votes taken at the Extraordinary General Meeting and the Special Meeting of Shareholders held on April 24, 1997 (Items 5 and 7).

     The Companies filed a Current Report on Form 8-K, dated April 28, 1997, reporting the change in control of the Companies as a result of the acquisition of shares in the Companies by CWC on April 28, 1997 (Items 1 and 7).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned officers thereunto duly authorized.

                                            NYNEX CABLECOMMS GROUP PLC
                                            (Registrant)

                                            /s/ GRAHAM L. ROBERTSON

                                            ------------------------------------
                                            Graham L. Robertson
                                           Principal Financial Officer

Date: May 7, 1997

                                            NYNEX CABLECOMMS GROUP INC.
                                            (Registrant)

                                            /s/ GRAHAM L. ROBERTSON

                                            ------------------------------------
                                            Graham L. Robertson
                                           Principal Financial Officer

Date: May 7, 1997

                                 EXHIBIT INDEX

                                                                                  SEQUENTIALLY
    EXHIBIT                                                                       NUMBERED PAGE
    ------                                                                        -------------
    (10a)      Credit Agreement dated as of April 25, 1997 between NYNEX
               CableComms Oldham and Tameside and CWC with respect to loans by
               CWC to NYNEX CableComms Oldham and Tameside in the aggregate principal amount of L34,400,000
    (10b)      Schedule identifying substantially identical agreements to the
               Agreement constituting Exhibit 10a hereto entered into by CWC with each of the following subsidiaries of Registrants:
               NYNEX CableComms Bolton
               NYNEX CableComms Wirral Telephone and Cable T.V. Company
               NYNEX CableComms Bury and Rochdale
               NYNEX CableComms Cheshire
               NYNEX CableComms Derby
               NYNEX CableComms Greater Manchester
               NYNEX CableComms Macclesfield
               NYNEX CableComms Staffordshire
               NYNEX CableComms Stockport
               NYNEX CableComms Wirral
               NYNEX CableComms Bromley
               NYNEX CableComms Solent
               NYNEX CableComms Surrey
               NYNEX CableComms Sussex
               NYNEX CableComms Wessex

    (27)       Financial Data Schedule